Form 10-K
period 2003-12-31
TRIAD AUTOMOBILE  RECEIVABLES TRUST 2003-A
filed 2004-03-30
CIK 1224483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number  333-90130

Triad Automobile Receivables Trust 2003-A, as issuer

(Exact name of registrant as specified in its charter)

California	33-0356705

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7711 Center Avenue, Suite 100
Huntington Beach, California	92647

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(714) 373-8300

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  [   ]  No  [X]

PART I

Item 1. Business.

A response to Item 1 is omitted in reliance on guidance provided by Bay View Auto Trusts No-Action-Letter (January 15, 1998).

Item 2. Properties.

The trust property includes, among other things: (i) automobile loans secured by new and used automobiles and light duty trucks, (ii) monies received from such automobile loans after February 28, 2003, (iii) an assignment of the security interests in such financed automobiles, (iv) an assignment of the right to receive proceeds from claims on physical damage, credit life and disability insurance policies covering such financed vehicles or the obligors under such automobile loans, (v) such automobile loan files, (vi) amounts that may be held in certain lockbox and bank accounts, (vii) an assignment of rights against certain automobile dealers, (viii) an assignment of rights against certain third-party lenders, (ix) rights under certain transaction documents, and (x) proceeds of the above items.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 30, 2004, there was one holder of record of the certificate representing ownership in the trust. See also Item 12 (Security Ownership of Certain Beneficial Owners and Management). There was no principal market in which the certificate traded.

Item 6. Selected Financial Data.

A response to Item 6 is omitted on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A response to Item 7 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements and Supplementary Data.

A response to Item 8 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

A response to Item 9A is omitted pursuant to 17 C.F.R. §§ 240.13a-14(g) and 240.13a-15(a).

PART III

Item 10. Directors and Executive Officers of the Registrant.

A response to Item 10 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

Item 11. Executive Compensation.

A response to Item 11 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Triad Financial Special Purpose LLC was the only holder of record which beneficially owns more than 5% of the trust certificates. The dollar and percentage amounts reflected in the table below are based upon the face amount of the certificates as of the closing date, and do not reflect amortization, if any, since that date.

Name and Address	Amount of Certificates	Percentage of Certificates
of Owner	Beneficially Owned	Beneficially Owned
Triad Financial Special Purpose LLC	no face amount	100%
7711 Center Avenue, Suite 390
Huntington Beach, California 92647

Item 13. Certain Relationships and Related Transactions.

(a)	Transactions with Management and Others.

None.

(b)	Certain Business Relationships.

None.

(c)	Indebtedness of Management.

None.

Item 14. Principal Accountant Fees and Services.

A response to Item 14 is omitted in reliance on the Instruction to Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description
99.1	Independent Auditors’ Report dated March 8, 2004
99.2	Annual Servicer Statement of Compliance
99.3	Certification of Disclosure Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The current reports on Form 8-K attaching the related Monthly Servicer’s Report were filed by the trust on October 14, 2003 for the month ending September 30, 2003, November 12, 2003 for the month ending October 31, 2003 and December 12, 2003 for the month ending November 30, 2003.

(c) Exhibits to this report are listed in Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004

TRIAD AUTOMOBILE RECEIVABLES TRUST 2003-A

	BY:	Triad Financial Corporation, as sponsor of the Trust

		By:	/s/ Mike L. Wilhelms

		Name:	Mike L. Wilhelms
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Independent Auditors’ Report dated March 8, 2004
99.2	Annual Statement of Compliance by Servicer dated as of December 31, 2003
99.3	Certification of Disclosure